Form 10-Q
period 1995-09-30
CABLEVISION OF BOSTON LTD PARTNERSHIP
filed 1995-11-14
CIK 709105

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               ---------------------------------------------

                                       OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                Commission File Number:          0-11165
                                       ------------------------------------

                    Cablevision of Boston Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                     04-2756091
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

28 Travis Street, Boston, Massachusetts                       02134
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (617) 787-6600
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X           No
                              -----           -----


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit information)
                                   (Unaudited)



                                                                           Nine Months Ended            Three Months Ended
                                                                             September 30,                 September 30,
                                                                       ------------------------      ------------------------
                                                                            1995           1994           1995           1994
                                                                            ----          -----           ----           ----

Revenues-net . . . . . . . . . . . . . . . . . . . . . . . . . .       $  46,477      $  44,510      $  15,806      $  14,797
                                                                       ---------      ---------      ---------      ---------

Operating expenses:
  Technical. . . . . . . . . . . . . . . . . . . . . . . . . . .          21,425         20,044          7,091          6,602
  Selling, general and
    administrative . . . . . . . . . . . . . . . . . . . . . . .          14,383         12,611          4,873          4,149
  Depreciation and amortization. . . . . . . . . . . . . . . . .           6,440          6,121          2,019          2,099
                                                                       ---------      ---------      ---------      ---------
                                                                          42,248         38,776         13,983         12,850
                                                                       ---------      ---------      ---------      ---------

       Operating profit. . . . . . . . . . . . . . . . . . . . .           4,229          5,734          1,823          1,947
                                                                       ---------      ---------      ---------      ---------

Other expense:
  Interest expense, net. . . . . . . . . . . . . . . . . . . . .          (7,815)        (6,170)        (2,580)        (2,247)
  Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .            (165)          (155)           (76)           (63)
                                                                       ---------      ---------      ---------      ---------
       . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,980)        (6,325)        (2,656)        (2,310)
                                                                       ---------      ---------      ---------      ---------

       Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        $ (3,751)     $    (591)     $    (833)     $    (363)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss allocated to:
  General partners . . . . . . . . . . . . . . . . . . . . . . .             (38)            (6)            (8)            (4)
  Limited partners . . . . . . . . . . . . . . . . . . . . . . .          (3,713)          (585)          (825)          (359)
                                                                       ---------      ---------      ---------      ---------

       Net loss. . . . . . . . . . . . . . . . . . . . . . . . .       $  (3,751)     $    (591)     $    (833)     $    (363)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss per limited partnership
  unit (4,025 units) . . . . . . . . . . . . . . . . . . . . . .       $    (922)     $    (145)     $    (205)     $     (89)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------



                            See accompanying notes to
                       consolidated financial statements.


                                       (2)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                              September 30,       December 31,
                                                                                                  1995                1994
                                                                                              ------------        ------------
                                                                                               (Unaudited)

     ASSETS

Cash and cash equivalents (including restricted
  amounts of $1,864 and $2,220). . . . . . . . . . . . . . . . . . . . . . . . . . .        $       6,426        $      5,801
Accounts receivable:
  Subscribers (less allowance for doubtful
     accounts of $384 and $321). . . . . . . . . . . . . . . . . . . . . . . . . . .                2,354               2,294
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  789                 945
Plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36,071              36,991
Deferred financing, acquisition and other
  costs (less accumulated amortization of
  $3,856 and $3,581) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,963               2,180
Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  326                 477
                                                                                             ------------         -----------
                                                                                             $     47,929         $    48,688
                                                                                             ------------         -----------
                                                                                             ------------         -----------


     LIABILITIES AND PARTNERS' DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      9,657         $     9,062
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,449               1,478
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,706               1,081
  Payroll and related benefits . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,467               2,408
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,502               1,605
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,738               2,822
Accounts payable to affiliates, net. . . . . . . . . . . . . . . . . . . . . . . . .               30,855              27,095
Amounts due to partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,085              25,477
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               58,000              63,000
Capitalized lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   20                 103
Subscriber deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,864               2,220
                                                                                             ------------         -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              139,343             136,351
                                                                                             ------------         -----------

Preferred equity contribution. . . . . . . . . . . . . . . . . . . . . . . . . . . .               50,300              50,300
                                                                                             ------------         -----------

Partners' deficiency:
  General partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,765)             (1,727)
  Limited partners (4,025 units outstanding) . . . . . . . . . . . . . . . . . . . .             (139,949)           (136,236)
                                                                                             ------------         -----------
     Total partners' deficiency. . . . . . . . . . . . . . . . . . . . . . . . . . .             (141,714)           (137,963)
                                                                                             ------------         -----------
                                                                                             $     47,929         $    48,688
                                                                                             ------------         -----------
                                                                                             ------------         -----------



                            See accompanying notes to
                       consolidated financial statements.


                                       (3)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                             (Dollars in thousands)
                                   (Unaudited)


                                               General    Limited
                                              Partners   Partners      Total
                                              --------   --------      -----

Balance December 31, 1994. . . . . . . .      $(1,727)  $(136,236)  $(137,963)

  Net Loss - nine months ended
    September 30, 1995 . . . . . . . . .          (38)     (3,713)     (3,751)
                                              -------   ---------   ---------

Balance September 30, 1995 . . . . . . .      $(1,765)  $(139,949)  $(141,714)
                                              -------   ---------   ---------
                                              -------   ---------   ---------


                            See accompanying notes to
                       consolidated financial statements.


                                       (4)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               1995               1994
                                                                               ----               ----

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (3,751)         $     (591)
                                                                            ---------          ----------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . .          6,440               6,121
      Amortization of deferred financing . . . . . . . . . . . . . . .             82                  83
      Gain on disposal of equipment. . . . . . . . . . . . . . . . . .            (76)                (24)
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable
          subscribers. . . . . . . . . . . . . . . . . . . . . . . . .            (60)                463
        Decrease (increase) in accounts receivable
          other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            156                (389)
        Decrease in deposits and other assets. . . . . . . . . . . . .            151                  25
        Increase in accounts payable . . . . . . . . . . . . . . . . .            595               1,733
        Increase in accrued liabilities. . . . . . . . . . . . . . . .          1,468                 328
        Increase in accounts payable to affiliates, net. . . . . . . .          3,760               3,043
        Decrease in subscriber deposits. . . . . . . . . . . . . . . .           (356)               (737)
                                                                            ---------          ----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . .         12,160              10,646
                                                                            ---------          ----------

          Net cash provided by operating activities. . . . . . . . . .          8,409              10,055
                                                                            ---------          ----------

Cash flows provided by (used in) investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .         (5,510)             (6,520)
  Change in restricted cash. . . . . . . . . . . . . . . . . . . . . .            356                 737
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . .            259                  31
                                                                            ---------          ----------

          Net cash used in investing activities. . . . . . . . . . . .         (4,895)             (5,752)
                                                                            ---------          ----------

Cash flows from financing activities:
  Advances from partner. . . . . . . . . . . . . . . . . . . . . . . .          2,608               1,634
  Proceeds from bank debt. . . . . . . . . . . . . . . . . . . . . . .          1,000               2,750
  Reduction of bank debt . . . . . . . . . . . . . . . . . . . . . . .         (6,000)             (7,000)
  Additions to deferred financing, acquisition and
    development costs. . . . . . . . . . . . . . . . . . . . . . . . .            (58)               (826)
  Repayment of capital lease obligations . . . . . . . . . . . . . . .            (83)               (277)
                                                                            ---------          ----------

          Net cash used in financing activities. . . . . . . . . . . .         (2,533)             (3,719)
                                                                            ---------          ----------

Net increase in unrestricted cash and
    equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .            981                 584

Unrestricted cash and equivalents at beginning
    of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,581               1,715
                                                                            ---------          ----------

Unrestricted cash and equivalents at end of period . . . . . . . . . .      $   4,562          $    2,299
                                                                            ---------          ----------
                                                                            ---------          ----------



                            See accompanying notes to
                       consolidated financial statements.


                                       (5)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cablevision of Boston Limited Partnership and its subsidiary, Cablevision of Brookline Limited Partnership ("Brookline"). All significant intercompany balances and transactions have been eliminated in consolidation. The above companies are collectively referred to as the "Company" or the "Related Companies" and are subject to common financing arrangements.


Note 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


Note 3.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The consolidated financial statements as of September 30, 1995 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1995.


                                       (6)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4.   CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $4,261,000 and $3,310,000 for the nine months ended September 30, 1995 and 1994, respectively.


Note 5.   PREFERRED EQUITY CONTRIBUTION

Prior to 1989, Cablevision Finance Limited Partnership ("Cablevision Finance"), a wholly-owned subsidiary of Cablevision Systems Corporation ("CSC"), exchanged $45,700,000 of advances and accrued interest thereon for preferred equity in the Company in return for (i) cumulative distributions equal to an annual rate of 15% (compounded semi-annually) on its investment, (ii) the right to a priority return of the equity investment and any amounts of unpaid cumulative distributions whenever the Company has funds available for distribution to partners within the limits permitted by the Company's loan agreement, as amended, and (iii) the right to receive 20% of all amounts available for postpayout distribution(s). As of September 30, 1995, Cablevision Systems Services Corporation ("CSSC"), a corporation wholly-owned by the individual general partner of the Company, had exchanged $4,600,000 of advances for preferred equity having the same terms as Cablevision Finance's preferred equity except that CSSC does not have a right to share in any amounts available for postpayout distribution(s). At September 30, 1995, approximately $123,959,000 of cumulative distributions were unpaid.


Note 6.   RECENT DEVELOPMENTS

On June 14, 1994, CSC, of which Charles F. Dolan ("Dolan") is the Chairman, Chief Executive Officer and principal stockholder, and the Company entered into an agreement which is designed to give CSC full ownership of the Company. The agreement provides for the acquisition by CSC of the interests in the Company which it does not already own in a series of transactions. CSC and the Company filed with the Securities and Exchange Commission a Consent Solicitation Statement/Prospectus (the "Solicitation Statement") with respect to the proposed transactions and, on October 20, 1995, the Company sent the Solicitation Statement to the limited partners of the Company.


                                       (7)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Each of the transactions is subject to a number of conditions, including the approval by the limited partners of the Company who are unaffiliated with the general partners of the Company. Consummation of the transactions would result in (i) Dolan and Cablevision Systems Boston Corporation, the general partners of the Company, receiving CSC Class A Common Stock aggregating approximately $404,000 and cash aggregating approximately $20.1 million (calculated as of September 30, 1995) from CSC; (ii) CSC and its affiliates (other than the Company's general partners and their affiliates) receiving CSC Class A Common Stock aggregating approximately $51.1 million (calculated as of September 30, 1995) and assumption of indebtedness aggregating approximately $42.0 million (calculated as of September 30, 1995); and (iii) the unaffiliated limited partners in the Company receiving CSC Class A Common Stock with an expected aggregate market value of approximately $37.25 million (approximately $10,000 per unit of limited partnership interest in the Company). CSC owns 282 units of limited partnership interest and employees of CSC manage the operations of the Company. The approximately $10,000 (per unit) worth of CSC Class A Common Stock to be received by each unaffiliated limited partner represents 100% of the per unit amounts originally invested in the Company by each such unaffiliated limited partner.

On October 5, 1994, the Company, Brookline and Cablevision of Boston, Inc., a wholly-owned subsidiary of the Company, were named as defendants in a purported class action filed in Massachusetts Superior Court filed by Joel G. Lippe against them and CSC, Dolan, Cablevision Systems Boston Corporation, Cablevision Systems Brookline Corporation, CSSC, Cablevision Finance, and COB, Inc. primarily relating to CSC's agreement with the Company to acquire the assets of the Company in a series of transactions contemplated by an acquisition agreement and plan of merger and reorganization among the parties named as defendants in the complaint.

The action alleges breaches of fiduciary duty against certain defendants and aiding and abetting breaches of fiduciary duty by other defendants in connection with the issuance of the Company's preferred equity interests allegedly in violation of the Company's Articles of Limited Partnership and in connection with the negotiation of the proposed transactions, and seeks, among other things
(i) a declaration that the defendants have breached their fiduciary duties to the Company's limited partners or aided and abetted such breaches of fiduciary duties, (ii) a declaration that it would be a breach of fiduciary duty for the defendants to cause the Company to pay themselves any distributions on the Company's preferred equity interests because the preferred equity interests were unlawfully issued to defendants, (iii) an order that the defendants


                                       (8)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


provide an accounting to the Company and limited partners for the Company's operations prior to any liquidation, (iv) a preliminary and permanent injunction against consummation of the proposed transactions, (v) rescission of the proposed transactions if they are consummated or rescissory damages if they cannot be rescinded, and (vi) compensatory damages. All defendants have answered the complaint and intend to defend the action vigorously.


                                       (9)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

NET REVENUES for the nine and three months ended September 30, 1995 increased 4% and 7%, respectively, over the comparable 1994 periods. Increases in recurring revenues for the nine and three month periods of 3% and 5%, respectively, primarily due to a rise in the average number of subscribers (contributing to revenue increases of 6% in each period), were partially offset by decreases in average revenue per subscriber of 3% and 1%, respectively, substantially attributable to the most recent round of FCC rate regulation which became effective in July 1994. Additional revenue increases of 1% and 2%, respectively, for the nine and three months ended September 30, 1995 were due to higher non-recurring revenues, primarily pay-per-view.

TECHNICAL EXPENSES increased 7% in each of the nine and three month periods ended September 30, 1995 as compared to the same 1994 periods primarily as a result of increased programming and other variable costs attributable to the increased number of subscribers, mentioned above. As a percentage of revenues, technical expenses increased approximately 1% for the nine month 1995 period and remained relatively constant for the three month 1995 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 14% and 17%, respectively, for the nine and three months ended September 30, 1995 over the corresponding 1994 periods, primarily as a result of higher administrative, customer service and sales and marketing costs. As a percentage of revenues such expenses increased almost 3% in each of the periods presented.

DEPRECIATION AND AMORTIZATION EXPENSE increased 5% and decreased 4%, respectively, during the nine and three month periods ended September 30, 1995 over the same 1994 periods as the net result of increased depreciation charges on assets placed in service during the periods presented and decreases in depreciation expense from assets which became fully depreciated during 1995.

INTEREST EXPENSE, NET increased 27% and 15%, respectively, for the nine and three months ended September 30, 1995 when compared to the same 1994 periods due to higher interest rates during the 1995 periods, partially offset by lower average borrowing levels during 1995.


                                      (10)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY



LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1991, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Loan Agreement"), with a group of banks and The Toronto-Dominion Bank Trust Company as agent (the "Agent"). The Loan Agreement incorporates semi-annual commitment reductions and matures on June 30, 1999.
The committed amount at September 30, 1995 was $69 million. Outstanding borrowings amounted to $59 million as of November 1, 1995 and $0.1 million was restricted for certain letters of credit issued for the Company. Borrowings under the Loan Agreement bear interest at varying rates above the Agent bank's base rate, CD or LIBOR rate, depending on the ratio of senior debt to cash flow, as defined in the Loan Agreement.

Management believes that funds generated from operations coupled with borrowings available under the Loan Agreement will be sufficient to fund capital expenditures, meet required repayments of bank debt, pay cash interest on the Company's senior debt and to meet working capital requirements only until December 31, 1995. The Company forecasts that it will be unable to meet the repayment terms on its bank debt under the Loan Agreement at December 31, 1995. The Company would seek to renegotiate the terms of its Loan Agreement in such circumstances but there can be no assurance that the banks would agree to such renegotiation or what the terms of any such renegotiated agreement would be.


                                      (11)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On October 5, 1994, the Company, Brookline and Cablevision of Boston, Inc., a wholly-owned subsidiary of the Company, were named as defendants in a purported class action filed in Massachusetts Superior Court filed by Joel G. Lippe against them and CSC, Dolan, Cablevision Systems Boston Corporation, Cablevision Systems Brookline Corporation, CSSC, Cablevision Finance, and COB, Inc. primarily relating to CSC's agreement with the Company to acquire the assets of the Company in a series of transactions contemplated by an acquisition agreement and plan of merger and reorganization among the parties named as defendants in the complaint.

The action alleges breaches of fiduciary duty against certain defendants and aiding and abetting breaches of fiduciary duty by other defendants in connection with the issuance of the Company's preferred equity interests allegedly in violation of the Company's Articles of Limited Partnership and in connection with the negotiation of the proposed transactions, and seeks, among other things
(i) a declaration that the defendants have breached their fiduciary duties to the Company's limited partners or aided and abetted such breaches of fiduciary duties, (ii) a declaration that it would be a breach of fiduciary duty for the defendants to cause the Company to pay themselves any distributions on the Company's preferred equity interests because the preferred equity interests were unlawfully issued to defendants, (iii) an order that the defendants provide an accounting to the Company and limited partners for the Company's operations prior to any liquidation, (iv) a preliminary and permanent injunction against consummation of the proposed transactions, (v) rescission of the proposed transactions if they are consummated or rescissory damages if they cannot be rescinded, and (vi) compensatory damages. All defendants have answered the complaint and intend to defend the action vigorously.

On December 22, 1994, the FCC's Cable Services Bureau (the "Bureau") issued an order holding that the Company's Family Cable programming package, which was offered on an unregulated basis, should have been subject to rate regulation as of September 1, 1993. If the order were to have been sustained on appeal by the FCC, it would have required the Company to reduce the rates it charges for its basic service tier and for its Metro Service package of programming services. The Bureau's order also stated that the Company would have been liable for refunds, on account of the order, for the difference between the rates charged for these service packages and the rates that would have been charged for them if Family Cable had been considered a regulated offering as of September 1, 1993.


                                      (12)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY



The Company filed a motion to ask the Bureau to reconsider its order. In February 1995 the Bureau ordered a stay of its order pending resolution of the Company's motion for reconsideration. In April 1995, the FCC tentatively agreed to terms proposed by the Company that would resolve issues raised by the order and pending rate complaints against the Company. Under the terms, the Company would not be required to make any further reduction in rates or any additional subscriber refunds. On August 7, 1995, the FCC issued an order adopting the terms proposed by the Company.

The Company is party to various other lawsuits, some involving substantial amounts. Management does not believe the lawsuit described above and other lawsuits will have a material adverse impact on the financial position of the Company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None.

     (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.


                                      (13)

                    CABLEVISION OF BOSTON LIMITED PARTNERSHIP
                            AND CONSOLIDATED COMPANY




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 8, 1995                /s/William J. Bell
       -----------------------     ---------------------------------------------
                                   By:  William J. Bell, as Vice Chairman and
                                        Director of Cablevision Systems Boston
                                        Corporation (1)



Date:    November 8, 1995                /s/Barry O'Leary
       -----------------------     ---------------------------------------------
                                   By:  Barry O'Leary, as Senior Vice President,
                                        Finance and Principal Financial
                                        Officer of Cablevision Systems Boston
                                        Corporation (1)



Date:    November 8, 1995                /s/Jerry Shaw
       -----------------------     ---------------------------------------------
                                   By:  Jerry Shaw, as Vice President,
                                        Controller and Chief Accounting Officer
                                        of Cablevision Systems Boston
                                        Corporation (1)




(1)    See Item 10 of the Registrant's Annual Report on Form 10-K.


                                      (14)